Form 10-Q
period 2001-06-30
PDC 2000 D LTD
filed 2001-08-14
CIK 1127362

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended June 30,  2001

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets - June 30,  2001 (unaudited)
            and December 31, 2000                                      1

           Statement of Operations -
            Three and Six Months Ended June 30,  2001 (unaudited)      2

           Statement of Partners' Equity -
            Six Months Ended June 30,  2001 (unaudited)                3

           Statement of Cash Flows-
            Six Months Ended June 30,  2001 (unaudited)                4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7













                        PDC 2000-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                     June 30,  2001 and December 31, 2000



  Assets
                                                   2001                2000
                                                (Unaudited)

Current assets:
  Cash                                         $        116          15,000
  Accounts receivable - oil and gas revenues        360,508            -
           Total current assets                     360,624          15,000

Oil and gas properties, successful
  efforts method                                 27,172,500            -
Unevaluated properties                                 -         27,172,500
      Less accumulated depreciation, depletion
        and amortization                            151,416            -
                                                 27,021,084      27,172,500

                                                $27,381,708      27,187,500

      Current Liabilities and Partners' Equity

Current liabilities:
  Accrued expenses                              $    16,706          15,654
           Total current liabilities                 16,706          15,654


Partners' Equity                                 27,365,002      27,171,846

                                                $27,381,708      27,187,500

See accompanying notes to financial statements.

                        PDC 2000-D LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                            Statement of Operations

                   Three and Six months ended June 30,  2001
                                  (Unaudited)

                                                Three and
                                                Six Months
                                                Ended
                                              June 30, 2001

Revenues:
  Sales of oil and gas                           $ 400,863
  Interest earned                                    -
                                                   400,863

Expenses:
  Lifting costs                                     61,914
  Direct administrative costs                           80
  Depreciation, depletion and amortization         151,416
                                                   213,410

           Net income                            $ 187,453

           Net income per limited and additional
             general partner unit                $     120

See accompanying notes to financial statements.

                              PDC 2000-D LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                               Statement of Partners' Equity

                              Six months ended June 30, 2001
                                        (Unaudited)



                                  Limited and               Accumulated
                                  additional    Managing    other
                                  general       general     Comprehensive
                                  partners      partner     Income          Total

Balance, December 31, 2000    $21,737,477   5,434,369         -        27,171,846

Distributions to partners             -          -            -             -

Comprehensive income:
 Net income                       149,962      37,491                    187,453
 Opening balance of accumulated
  net loss on cash flow hedges
  upon adoption of FASB 133 on
  January 1, 2001                                             -
 Change in fair value of out-
  standing hedging positions                               (152,863)
 Less reclassification
  adjustments for settled
  contracts included in net
  income                                                     158,566
 Closing balance of accumulated
  net gain (loss) on cash flow
  hedges                                                       5,703       5,703
Comprehensive income                                                     193,156

Balance, June 30, 2001          $21,887,439   5,471,860        5,703  27,365,002



See accompanying notes to financial statements.

                              PDC 2000-D LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                                  Statement of Cash Flows

                              Six months ended June 30,  2001
                                        (Unaudited)


Cash flows from operating activities:
      Net income                                                    $  187,453
      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation, depletion and amortization                     151,416
          Changes in operating assets and liabilities:
          Increase in accounts receivable - oil and gas revenue       (354,804)
          Increase in accrued expenses                                   1,051
               Net cash provided by operating activities               (14,884)


Cash flow from financing activities:
      Distributions to partners                                           -
               Net cash used by financing activities                      -

Net change in cash                                                     (14,884)
Cash at beginning of period                                             15,000
Cash at end of period                                                $     116

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

2.     Basis of Presentation

       The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

       Statement of Financial Accounting Standards No. 133 and No. 138, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133/138), was issued by the Financial Accounting Standards Board. SFAS No. 133/138 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Partnership adopted the provisions of the SFAS 133/138 effective January 1, 2001. The natural gas futures and options are derivatives pursuant to SFAS 133/138. The Partnership's derivatives are treated as hedges of committed and/or anticipated transactions and have a total estimated fair value of $5,703 on June 30, 2001. On adoption of this Statement on January 1, 2001, the Partnership had no adjustment to record in accumulated other comprehensive income (AOCI) because there were no derivatives relating to the Partnership as of January 1, 2001. During the quarter ended June 30, 2001, the Partnership reclassified $158,566 into oil and gas sales relating to natural gas futures and option contracts purchased and settled by the Partnership during the quarter ended June 30, 2001.

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

5.     Comprehensive Income

       Comprehensive income includes net income and certain items recorded directly to partner's equity and classified as Other Comprehensive Income. The Company recorded Other Comprehensive Income for the first time in the second quarter of 2001 in the amount of $5,703.
                                    -6-

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

       The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well drilling activities by June 30, 2001. Forty-three wells have been drilled, forty-two of which will be completed as producing wells.

       Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

       The Partnership had net working capital at June 30, 2001 of $343,919.

       The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

  Results of Operations

       The Partnership has forty-three successful wells with twenty-one wells in production in the second quarter and the remaining wells to begin production in the third quarter of 2001. Cash distributions to the partners are scheduled to commence in the third quarter of 2001.

                      PDC 2000-D LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                      Notes to Financial Statements
                                (Unaudited)

Item 3.    Quantitative and Qualitative Disclosure About Market Rate Risk

  Commodity Price Risk

       The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of the Partnership's exposure to price risk from its natural gas sales. These instruments consist of NYMEX-traded natural gas futures contracts and option contracts. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Partnership will receive for the volume to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Partnership's exposure to decreases in price associated with the hedging commodity, they also limit the benefit the Partnership might otherwise have received from price increases associated with the hedged commodity. The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes. As of June 30, 2001, the Partnership had entered into a series of natural gas future contracts and options contracts. Open future contracts maturing in 2001 are for the sale of 14,561 dt of natural gas with a weighted average price of $3.94 dt resulting in a total contract amount of $57,361, and a fair market value of $5,703. Open option contracts maturing in 2001 are for the sale of 45,301 dt with a weighted average floor price of $3.75 dt.

                                                           CONFORMED COPY

                       PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

       None.

Item 6.  Exhibits and Reports on Form 8-K

       (a) None.

       (b) No reports on Form 8-K have been filed during the quarter ended June 30, 2001.



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


                                            PDC 2000-D Limited Partnership

                                                    (Registrant)

                                            By its Managing General Partner
                                            Petroleum Development
Corporation




Date:  August 14, 2001                        /s/ Steven R. Williams
                                                  Steven R. Williams
                                                     President


Date:  August 14, 2001                        /s/ Dale G. Rettinger
                                                  Dale G. Rettinger
                                               Executive Vice President
                                                   and Treasurer