Form 10-Q
period 2001-09-30
PDC 2000 D LTD
filed 2001-11-14
CIK 1127362

CONFORMED COPY





	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

	UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



	[X] Quarterly Report Pursuant to Section 13 or 15(d) of
	the Securities and Exchange Act of 1934
	For the period ended September 30,  2001

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



	PDC 2000-D LIMITED PARTNERSHIP
	(A West Virginia Limited Partnership)


	INDEX



PART I - FINANCIAL INFORMATION	Page No.

	Item 1.  Financial Statements

		Balance Sheets - September 30,  2001 (unaudited)
		 and December 31, 2000								1

		Statements of Operations -
		 Three and Nine Months Ended September 30,  2001 (unaudited)	2

		Statement of Partners' Equity -
		 Nine Months Ended September 30,  2001 (unaudited)			3

		Statement of Cash Flows-
		 Nine Months Ended September 30,  2001 (unaudited)			4

		Notes to Financial Statements							5

	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations						7

	Item 3.	Quantitative and Qualitative Disclosure
		About Market Rate Risk								8

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings								9

	Item 6.	Exhibits and Reports on Form 8-K					9














	PDC 2000-D LIMITED PARTNERSHIP
	(A West Virginia Limited Partnership)

	Balance Sheets

	September 30,  2001 and December 31, 2000



	Assets
									2001    	   2000
			                                (Unaudited)

Current assets:
	Cash                          		$       116	          15,000
	Accounts receivable - oil and gas revenues  1,046,569	            -
	  	Total current assets			  1,046,685		    15,000

Oil and gas properties, successful
	efforts method					 27,172,500		      -
Unevaluated properties						-   		27,172,500
      Less accumulated depreciation, depletion
        and amortization	   			    819,753		      -
								 26,352,747		27,172,500

								$27,399,432		27,187,500

      Current Liabilities and Partners' Equity

Current liabilities:
	Accrued expenses                     	$     3,798	    	    15,654
	       	Total current liabilities	  	3,798		    15,654


Partners' Equity	 					 27,395,634		27,171,846

								$27,399,432	      27,187,500

See accompanying notes to financial statements.

	PDC 2000-D LIMITED PARTNERSHIP
	(A West Virginia Limited Partnership)

	Statements of Operations

	Three and Nine months ended September 30, 2001
	(Unaudited)

								Three Months 		Nine Months
								   Ended		   	 Ended
								September 30, 2001	September 30,2001

Revenues:
	Sales of oil and gas				$1,318,430 			$1,719,293
	Interest earned	  			      	-   			      -
				 			 	 1,318,430			 1,719,293

Expenses:
	Lifting cost				   	   194,421 			   256,335
	Direct administrative charges				-   			   	  80
	Depreciation, depletion and amortization	   668,337 	  		   819,753
 								   862,758 			 1,076,168

		Net income					 $ 455,672 			 $ 643,125

		Net income per limited and additional
		  general partner unit			 $     292 		 	 $     412

See accompanying notes to financial statements.

	PDC 2000-D LIMITED PARTNERSHIP
	(A West Virginia Limited Partnership)

	Statement of Partners' Equity

	Nine months ended September 30, 2001
	(Unaudited)



							Limited and				Accumulated
							additional		Managing	other
							general		general 	Comprehensive
							partners		partner 	Income	  Total

Balance, December 31, 2000 			$21,737,477  	5,434,369  	   -       	27,171,846

Distributions to partners			   (340,205)	 (85,051)			(425,256)
Comprehensive income:
 Net income						    514,500  	 128,625  		 	 643,125
 Opening balance of accumulated
  net loss on cash flow hedges
  upon adoption of FASB 133 on
  January 1, 2001										   -
 Change in fair value of out-
  standing hedging positions			 				     (105,452)
 Less reclassification
  adjustments for settled
  contracts included in net
  income											111,371
 Closing balance of accumulated
  net gain on cash flow
  hedges				  							  5,919        5,919
Comprehensive income	           	          	         	  				 649,044

Balance, September 30, 2001			$21,911,772 	5,477,943 	  5,919   27,395,634



See accompanying notes to financial statements.

	PDC 2000-D LIMITED PARTNERSHIP
	(A West Virginia Limited Partnership)

	Statement of Cash Flows

	Nine months ended September 30, 2001
	(Unaudited)


Cash flows from operating activities:
	Net income									   $  643,125
	Adjustments to reconcile net income to net cash
	  provided from operating activities:
	    Depreciation, depletion and amortization				819,753
	    Changes in operating assets and liabilities:
	    Increase in accounts receivable - oil and gas revenue	   (1,040,650)
	    Decrease in accrued expenses		   				(11,856)
		Net cash provided from operating activities			410,372


Cash flow from financing activities:
	Distributions to partners		 				     (425,256)
		Net cash used in financing activities		 	     (425,256)

Net change in cash									(14,884)
Cash at beginning of period		  						 15,000
Cash at end of period								    $     116

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

		The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

		Statement of Financial Accounting Standards No. 133 and No. 138, Accounting for Derivative Instruments and Hedging Activities
 (SFAS No. 133/138), was issued by the Financial Accounting Standards Board. SFAS No. 133/138 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Partnership adopted the provisions of the SFAS 133/138 effective January 1, 2001. The natural gas futures and options are derivatives pursuant to SFAS 133/138. The Partnership's derivatives are treated as hedges of committed and/or anticipated transactions and have a total estimated fair value of $5,919 on September 30, 2001. On adoption of this Statement on January 1, 2001, the Partnership had no adjustment to record in accumulated other comprehensive income (AOCI) because there were no derivatives relating to the Partnership as of January 1, 2001. During the three and nine months ended September 30, 2001, the Partnership reclassified $47,195 and $111,371, respectively from AOCI into oil and gas sales relating to natural gas to settled contracts.

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

		Comprehensive income includes net income and certain items recorded directly to partner's equity and classified as Other
Comprehensive Income.  The Company recorded Other Comprehensive
Income for the first time in the second quarter of 2001 in the amount of $216 and $5,919 for the three and nine months ended September 30, 2001.

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

		The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well drilling activities by June 30, 2001. Forty-three wells have been drilled, forty-one of which will be completed as producing wells.

		Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

	The Partnership had net working capital at September 30, 2001 of $1,042,887.

		The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

	Results of Operations

	Three and Nine Months Ended September 30, 2001

		The Partnership turned an additional 20 wells into line during the third quarter of 2001 to add to the 21 wells turned into line during the first two quarters of 2001. The first cash distribution to the Partnership occurred on August 26, 2001. While the Partnership experienced a modest income, depreciation, depletion and amortization are a non-cash expense and therefore the Partnership distributed $425,256 cash to the partners during the third quarter of 2001.

	PDC 2000-D LIMITED PARTNERSHIP
	(A West Virginia Limited Partnership)

	Notes to Financial Statements
	(Unaudited)


	New Accounting Standard

		In June, 2001, the Financial Accounting Board Issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The pronouncement is effective for the Partnership's year beginning January 1, 2003. At the present time, the Partnership has not determined the impact SFAS No. 143 will have on its financial statements upon adoption.

Item 3.	Quantitative and Qualitative Disclosure About
            Market Rate Risk

	Commodity Price Risk

		The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of the Partnership's exposure to price risk from its natural gas sales. These instruments consist of NYMEX-traded natural gas futures contracts and option contracts. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Partnership will receive for the volume to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Partnership's exposure to decreases in price associated with the hedging commodity, they also limit the benefit the Partnership might otherwise have received from price increases associated with the hedged commodity. The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes. As of September 30, 2001, the Partnership had entered into a series of natural gas future contracts and options contracts. Open future contracts maturing in 2001 are for the sale of 3,609 dt of natural gas with a weighted average price of $3.47 dt resulting in a total contract amount of $12,524. Open option contracts maturing in 2001 are for the sale of 8,422 dt with a weighted average floor price of $3.75 dt. The estimated fair market value of both the future and options is $5,919 as of September 30, 2001.

	CONFORMED COPY

	PART II - OTHER INFORMATION


Item 1.	Legal Proceedings

		None.

Item 6.  Exhibits and Reports on Form 8-K

		(a) None.

		(b) No reports on Form 8-K have been filed during the quarter ended September 30, 2001.



	SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				PDC 2000-D Limited Partnership
				        (Registrant)

				By its Managing General Partner
				Petroleum Development Corporation




Date:  November 14, 2001	  /s/ Steven R. Williams
					      Steven R. Williams
					         President


Date:  November  14, 2001	  /s/ Dale G. Rettinger
  				      	Dale G. Rettinger
			  		      Executive Vice President
					       and Treasurer