Form 10-Q
period 2002-03-31
PDC 2000 D LTD
filed 2002-08-13
CIK 1127362

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities and Exchange Act of 1934

For the period ended March 31, 2002

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

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PART I - FINANCIAL INFORMATION		Page No.

Item 1. Financial Statements

	Balance Sheets - March 31, 2002 (unaudited) and December 31, 2001	1

	Statement of Operations - Three Months Ended March 31, 2002 and 2001 (unaudited)	2

	Statement of Partners' Equity - Three Months Ended March 31, 2002 (unaudited)	3

	Statement of Cash Flows- Three Months Ended March 31, 2002 and 2001 (unaudited)	4

	Notes to Financial Statements	5 & 6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosure About
	Market Rate Risk	7

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 6.	Exhibits and Reports on Form 8-K	8

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

March 31, 2002 and December 31, 2001

Assets
	2002	2001
	(Unaudited)

Current assets:
Cash	$ 1,358	1,060
Accounts receivable - oil and gas revenues	792,289	894,463
Accounts receivable - due from Managing General Partner	997	-
Total current assets	794,644	895,523

Oil and gas properties, successful efforts method	14,379,084	14,379,084
Less accumulated depreciation, depletion
and amortization	2,781,339	2,239,916
	11,597,745	12,139,168

	$12,392,389	13,034,691
	========	========
Current Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 19,254	19,254
Total current liabilities	19,254	19,254

Partners' Equity	12,373,135	13,015,437

	$12,392,389	13,034,691
	========	========

See accompanying notes to financial statements.

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Operations

Three months ended March 31, 2002 and 2001

(Unaudited)

	2002	2001
Revenues:
Sales of oil and gas	$1,008,947	-
Interest income	1,295	-
	1,010,242	-
Expenses:
Lifting cost	248,911	-
Depreciation, depletion, and amortization	541,423	-
	790,334	-

Net income	$ 219,908	-

Net income per limited and additional
general partner unit	$ 141	-
	========	========

See accompanying notes to financial statements.

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity

Three months ended March 31, 2002

(Unaudited)

	Limited and additional general partners	Managing general partner	Total

Balance, December 31, 2001	$10,412,349	2,603,088	13,015,437

Distributions to partners	(689,768)	(172,442)	(862,210)

Net income	175,926	43,982	219,908

Balance, March 31, 2002	$ 9,898,507	2,474,628	12,373,135
	========	========	========

See accompanying notes to financial statements.

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Cash Flows

Three months ended March 31, 2002 and 2001

(Unaudited)

	2002	2001
Cash flows from operating activities:
Net income	$219,908	-
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	541,423	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	101,177	-
Decrease in accrued expenses	-	(750)
Net cash provided from (used by) operating activities	862,508	(750)

Cash flows from financing activities:
Distributions to partners	(862,210)	-
Net cash used by financing activities	(862,210)	-

Net increase (decrease) in cash	298	(750)
Cash at beginning of period	1,060	15,000
Cash at end of period	$ 1,358	14,250
	========	========

See accompanying notes to financial statements.

 PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

1.Accounting Policies

Reference is hereby made to the Partnership's Annual Report on Form 10-K for 2001, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies were also followed in preparing the quarterly report included herein except as noted below.

On January 1, 2002 the Partnership adopted SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Adoption of these statements did not have a material effect on the Partnership's financial position, results of operations, or cash flows.

2.Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

3.Oil and Gas Properties

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

4.Derivative Instruments and Hedging Activities

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

As of March 31, 2002 the Partnership had no futures contracts or option contracts for the sale of natural gas.

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership was funded with initial Limited and Additional General Partner contributions of $25,000,000 and the Managing General Partner contributed $5,437,500 in accordance with the Agreement. Syndication and management fee costs of $3,250,000 were incurred leaving available cash of $27,187,500 for Partnership activities.

The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well drilling activities by March 31, 2002. Forty-three wells have been drilled of which forty-two have been completed as producing wells. No additional wells will be drilled.

The Partnership had net working capital at March 31, 2002 of $775,390.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

Revenue and expenses during the first quarter of 2002 include natural gas sales and related expenses for all of the Partnership's wells. During the same period in 2001, no wells were turned into line and producing. The Partnership distributed $862,210 to the partners during the first quarter of 2002.

The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

Critical Accounting Policies

Certain accounting policies are very important to the portrayal of Partnership's financial condition and results of operations and require management's most subjective or complex judgments. The policies are as follows:

Impairment of Long-Lived Assets. The Partnership assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future cash flows on a field-by-filed basis using expected prices. Prices utilized in each year's calculation for measurement purposes and expected costs are held constant throughout the life of the properties. If net capitalized costs exceed undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows.

The judgment used in applying the above policies are based on management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from those estimates. See additional discussions in this Management's Discussion and Analysis.

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

New Accounting Standards

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

Item 3.Quantitative and Qualititive Disclosure About Market Rate Risk

Market-Sensitive Instruments and Risk Management

The Partnership's primary market risk exposure is commodity price risk. This exposure is discussed in detail below:

Commodity Price Risk

The Managing General Partner of the Partnership utilizes commodity-based derivative instruments as hedges to manage a portion of the Partnership's exposure to price risk from its natural gas sales. These instruments consist of NYMEX-traded natural gas futures contracts and option contracts. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Partnership will receive for the volume to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Partnership's exposure to decreases in price associated with the hedging commodity, they also limit the benefit the Partnership might otherwise have received from price increases associated with the hedged commodity. The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes. As of March 31, 2002, the Partnership had no natural gas future contracts or option contracts.

Disclosure of Limitations

As the information above incorporates only those exposures that exist at March 31, 2002, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 6. Exhibits and Reports on Form 8-K

(a) None.

(b) No reports on Form 8-K have been filed during the quarter ended

March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PDC 2000-D Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: April 30, 2002	/s/ Steven R. Williams Steven R. Williams President

Date: April 30, 2002	/s/ Dale G. Rettinger Dale G. Rettinger Executive Vice President and Treasurer