Form 10-Q
period 2002-09-30
PDC 2000 D LTD
filed 2002-10-24
CIK 1127362

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities and Exchange Act of 1934

For the period ended September 30, 2002

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

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX
PART I - FINANCIAL INFORMATION		Page No.

Item 1. Financial Statements

	Balance Sheets - September 30, 2002 (unaudited) and December 31, 2001	1

	Statement of Operations - Three Months and Nine Months Ended September 30, 2002 and 2001 (unaudited)	2

	Statement of Partners' Equity and Comprehensive Income - Nine Months Ended September 30, 2002 (unaudited)	3

	Statement of Cash Flows- Nine Months Ended September 30, 2002 and 2001 (unaudited)	4

	Notes to Financial Statements	5 & 6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosure About
	Market Rate Risk	7

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 6.	Exhibits and Reports on Form 8-K	9

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

September 30, 2002 and December 31, 2001

Assets
	2002	2001
	(Unaudited)

Current assets:
Cash	$ 3,032	1,060
Accounts receivable - oil and gas revenues	628,349	894,463
Accounts receivable - due from Managing General Partner	997	-
Total current assets	632,378	895,523

Oil and gas properties, successful efforts method	14,379,084	14,379,084
Less accumulated depreciation, depletion
and amortization	3,755,602	2,239,916
	10,623,482	12,139,168

	$11,255,860	13,034,691

Current Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 11,183	19,254
Total current liabilities	11,183	19,254

Partners' Equity	11,244,677	13,015,437

	$11,255,860	13,034,691

See accompanying notes to financial statements.

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Operations

Three months and nine months ended September 30, 2002 and 2001

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Sales of oil and gas	$793,998	1,318,430	2,841,369	1,719,293
Interest income	1,800	-	3,095	-

	795,798	1,318,430	2,844,464	1,719,293
Expenses:
Lifting cost	256,082	194,421	791,540	256,335
Direct administrative charges	127	-	127	80
Depreciation, depletion, and Amortization	442,999	668,337	1,515,686	819,753
	699,208	862,758	2,307,353	1,076,168

Net income	$ 96,590	455,672	537,111	643,125

Net income per limited and additional
general partner unit	$ 62	292	344	412

See accompanying notes to financial statements.

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity and Comprehensive Income

Nine months ended September 30, 2002

(Unaudited)
	Limited and Additional general partners	Managing General partner	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2001	$10,412,349	2,603,088	-	13,015,437

Distributions to partners	(1,878,278)	(469,567)		(2,347,845)

Comprehensive income:
Net income	429,689	107,422		537,111
Change in fair value of outstanding hedging positions			39,974
Less reclassification adjustments for settled contracts included in net income			-
Other comprehensive income			39,974	39,974
Comprehensive income				577,085
Balance, September 30, 2002	$ 8,963,760	2,240,943	39,974	11,244,677

See accompanying notes to financial statements.

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Cash Flows

Nine months ended September 30, 2002 and 2001

(Unaudited)

	2002	2001
Cash flows from operating activities:
Net income	$ 537,111	643,125
Adjustments to reconcile net income to net cash
provided from (used by) operating activities:
Depreciation, depletion and amortization	1,515,686	819,753
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	305,851	(1,040,650)
(Decrease) in accrued expenses	(8,831)	(11,856)
Net cash provided from (used by) operating activities	2,349,817	410,372

Cash flows from financing activities:
Distributions to partners	(2,347,845)	(425,256)
Net cash used by financing activities	(2,347,845)	(425,256)

Net increase (decrease) in cash	1,972	(14,884)
Cash at beginning of period	1,060	15,000
Cash at end of period	$ 3,032	116

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

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well drilling activities by September 30, 2002. Forty-three wells have been drilled of which forty-two have been completed as producing wells. No additional wells will be drilled.

The Partnership had net working capital at September 30, 2002 of $621,195.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

Revenue and expenses during the first nine months of 2002 include natural gas sales and related expenses for all of the Partnership's wells. During the same period in 2001, only a few wells were turned into line and producing. The Partnership distributed $2,347,845 to the partners during the first nine months of 2002.

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

Item 3. Quantitative and Qualititive Disclosure About Market Rate Risk

Market-Sensitive Instruments and Risk Management

The Partnership's primary market risk exposure is commodity price risk. This exposure is discussed in detail below:

Commodity Price Risk

Natural gas and oil prices have been unusually volatile for the past 24 months, and the Partnership anticipates continued volatility in the future. Currently, the NYMEX futures reflect a market expectation of gas prices close to or above $4 per million Btu's (mmbtu) for the balance of 2002 and even higher beyond the end of the year. This price level apparently reflects market concern about the adequacy of natural gas deliverability given a normal winter and/or a recovery of the economy. In contrast natural gas storage levels are at historically high levels, a situation that in the past has resulted in low gas prices. The Managing General Partner believes this situation creates the possibility of both periods of low prices and of significantly higher prices.

During the second and third quarters of 2002, our Colorado gas prices have been adversely effected by an increase in the "basis" between NYMEX and Colorado prices. Pipeline capacity from the area to major markets in California and the Midwest is not adequate to move the new supplies developed over the past several years by oil and gas companies when local demand is at low summer levels. The result has been lower prices and some limited curtailment of production. Several major pipeline projects are underway and in planning stages that will improve capacity over the next several years. There remains a possibility of greater seasonal volatility in Colorado than some other producing areas, but we expect the situation to improve over the coming year.

Because of the uncertainty surrounding gas prices the Managing General Partner used hedging agreements to reduce some of the impact of fluctuations in prices. Through October of 2003 the Partnership has in place a series of costless collars. Under the collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership. These floor and ceiling prices were set at levels which allowed the Partnership to set floors on two units of production for each unit of production with a ceiling. For the month of October 2002 the Partnership has floors in place at $2.20 on 40,734 Mmbtu of monthly production and ceilings in place at $3.20 on 20,367 Mmbtu of monthly production. For the period from November 2002 through March 2003, the Partnership has floors in place at $2.75 on 54,312 Mmbtu of monthly production and ceilings in place in a range from $3.28 to $4.45 on 27,156 Mmbtu of monthly production. For the period April 2003 through October 2003, the Partnership has floors in place at $2.50 on 27,156 Mmbtu of monthly production and ceilings in place in at $3.13 on 13,578 Mmbtu of monthly production. The fair value of these floors and ceilings as of September 30, 2002 is $39,974.

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

As of September 30, 2002 the Partnership had option contracts for the sale of 251,191 dt of natural gas with an average ceiling price of $3.53 and for the sale of 502,382 dt of natural gas with an average floor price of $2.61.

Disclosure of Limitations

As the information above incorporates only those exposures that exist at September 30, 2002, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 6. Exhibits and Reports on Form 8-K

(a) None.

(b) No reports on Form 8-K have been filed during the quarter ended

September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PDC 2000-D Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: October 23, 2002	/s/ Steven R. Williams Steven R. Williams President

Date: October 23, 2002	/s/ Dale G. Rettinger Dale G. Rettinger Executive Vice President and Treasurer