Form 10-K
period 2002-12-31
PDC 2000 D LTD
filed 2003-03-25
CIK 1127362

CONFORMED COPY

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF

   THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2002

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

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as definition in Rule 12b-2 of the Exchange Act). Yes   No X

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

      Under the terms of the Agreement, the allocation of revenues is as follows:

Allocation of Revenues
Additional General and Limited Partners	80%
===
Managing General Partner	20%
===

      Operating and direct costs are allocated and charged to the additional general and limited partners and the Managing General Partner in the same percentages as revenues are allocated. Leasehold, drilling and completion costs, and equipment costs are borne 80% by the additional general and limited partners and 20% by the Managing General Partner.

Employees

      The Partnership has no employees, however, PDC has approximately 94 employees which include a staff of geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership's operations.

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

Derivatives and Hedging Activities

     The Managing General Partner has extensive experience and utilizes commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from natural gas production. The Partnership has not hedged any of its oil production. These instruments consist of costless collars and option contracts traded on the New York Mercantile Exchange. The costless collars and option contracts hedge committed and anticipated natural gas sales, generally forecasted to occur within a 12 month period. The Managing General Partner does not hold or issue derivatives for trading or speculative purposes and permits utilization of hedges only if there is an underlying physical position.

     Notwithstanding the measures taken by the Managing General Partner to attempt to control price risk, the Partnership remains subject to price fluctuations for natural gas sold in the spot market. The Managing General Partner continues to evaluate the potential for reducing these risks by entering into hedge transactions. In addition, the Managing General Partner may also close out any portion of hedges that may exist from time to time.

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

      Natural Gas and Oil Regulation. Sale of natural gas and oil by the Partnership is subject to regulation of production, transportation and pricing by governmental regulatory agencies. Generally, the regulatory agency in the state where a producing well is located regulates production activities and, in addition, the transportation of gas and oil sold intrastate. The Federal Energy Regulatory Commission (FERC) regulates the operation and cost of interstate pipeline operators who transport gas and oil. Currently the price of gas and oil to be sold by the Partnership is not regulated by any state or federal agency.

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

ITEM 2. PROPERTIES.

Drilling Activity

     The following table sets forth the results of drilling activity of the Partnership which was conducted in the Continental United States.

Development Wells
Gross			Net
Productive	Dry	Total	Productive	Dry	Total
41	2	43	32.04	1.42	33.46
==	=	==	=====	====	=====

     No additional drilling activity is planned.

Summary of Productive Wells

     The table below shows the number of the Partnership's gross and net wells by state as of December 31, 2002.

Location	Gross	Net
Colorado	38	30.39
North Dakota	3	1.65
Total	41	32.04
	==	=====

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND SECURITY HOLDER MATTERS.

      At December 31, 2002, PDC 2000-D Limited Partnership had one Managing General Partner, 9 Limited Partners who fully paid for 8.75 units at $20,000 per unit of limited partnership interests and a total of 1,081 Additional General Partners who fully paid for 1,241.25 units at $20,000 per unit of additional general partnership interests. No established public trading market exists for the interests.

      Limited and additional general partnership interests are transferable, however no assignee of an interest in the Partnership can become a substituted partner without the written consent of the transferor and the Managing General Partner.

ITEM 6. SELECTED FINANCIAL DATA.

      The selected financial data presented below has been derived from audited financial statements of the Partnership appearing elsewhere herein.
	Years Ended December 31,		Period from December 27, 2000 (date of inception) to December
	2002	2001	31, 2000
Oil and Gas Sales	$3,729,913	$3,015,209	-
Costs and Expenses	2,583,649	15,546,436	640,654
Net Income (Loss)	1,150,118	(12,530,228)	(640,654)
Allocation of Net Income (Loss):
Managing General Partner	230,024	(2,506,046)	(3,131)
Limited and Additional
General Partners	920,094	(10,024,182)	(637,523)
Per Limited and Additional
General Partner Unit	736	(8,019)	(510)
Total Assets	11,538,764	13,034,691	27,187,500
Distributions:
Managing General Partner	579,046	325,235	-
Limited and Additional
General Partners	2,316,182	1,300,946	-

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

     The Partnership had began exploration and development activities subsequent to the funding of the Partnership and completed these activities by December 31, 2001. Forty-three wells have been drilled, 41 of which have been completed as producers. No additional wells will be drilled.

      The Partnership had working capital at December 31, 2002 of $705,051.

      Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

2002 Compared to 2001

     Oil and gas sales increased 23.7% in 2002 compared to 2001 as a result of higher sales volumes of oil and gas offset in part by lower average sales prices. Cash distributions increased from $1,626,181 in 2001 to $2,895,228 in 2002 due to 2001 not being a full production year. Oil and gas sales commenced during the second quarter of 2001 with revenue distributions to the partners commencing in the third quarter.

      The Partnership's revenues from natural gas sales will be affected by changes in prices. Natural gas and oil prices are subject to general market conditions which drive the pricing changes.

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

New Accounting Standards

     In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires the Partnership to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Partnership also records a corresponding asset within oil and gas properties which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Partnership is required to adopt SFAS No. 143 on January 1, 2003. At this time, the Partnership does not believe the adoption of this Statement will have a material effect on its financial position, results of operations, cash flows, or disclosures.

Item 7.A.  Quantitative and Qualitative Disclosure About Market Risk.

Market-Sensitive Instruments and Risk Management

     The Partnership's primary market risk exposure is commodity price risk. This exposure is discussed in detail below:

Commodity Price Risk

     Natural gas and oil prices have been unusually volatile for the past 24 months, and the Partnership anticipates continued volatility in the future. Currently, the NYMEX futures reflect a market expectation of gas prices at Henry Hub close to or above record prices per million Btu's (mmbtu). These prices look strong for the remainder of the year with natural gas storage levels at five-year low levels. The Partnership believes that volatility creates the possibility of both periods of low prices and continued high prices.

     Earlier this year, Colorado gas prices had been adversely effected by an increase in the negative "basis" between NYMEX and Colorado prices. Pipeline capacity from the area to major markets in California and the Midwest is not adequate to move the new supplies developed over the past several years by oil and gas companies when local demand is at low summer levels. The result has been lower prices and some limited curtailment of production during the summer months. This situation has corrected itself some this winter. Several major pipeline projects are underway and in planning stages that will improve capacity over the next several years. There remains a possibility of greater seasonal volatility in Colorado than some other producing areas, but the Partnership expects the situation to improve over the coming year.

     Because of the uncertainty surrounding gas prices the Managing General Partner used hedging agreements to manage some of the impact of fluctuations in prices for the Managing General Partner and its various limited partnership's share of production. Through October of 2003 the Partnership has in place a series of costless collars and option contracts. Under the collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership. For the period from January 2003 through March 2003, the Partnership has floors in place at $2.75 on 73,881 mmbtu of monthly production and ceilings in place in a range from $3.28 to $4.45 on 24,627 mmbtu of monthly production. For the period April 2003 through October 2003, the Partnership has floors in place in at $2.50 on 49,254 mmbtu of monthly production and ceilings in place at $3.13 on 12,313 mmbtu of monthly production. The fair value of these floors and ceilings as of December 31, 2002 is $24,824.

     As of December 31, 2002 the Partnership had option contracts for the sale of 160,074 mmbtu of natural gas with an average ceiling price of $3.47 and for the sale of 566,417 mmbtu of natural gas with an average floor price of $2.60.

Disclosure of Limitations

     As the information above incorporates only those exposures that exist at December 31, 2002, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

PART III

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

      The response to this Item is set forth herein in a separate section of this Report, beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

       FINANCIAL DISCLOSURE.

       NONE.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

      The Partnership has no directors or executive officers. The Partnership is managed by Petroleum Development Corporation (the Managing General Partner). Petroleum Development Corporation's common stock is traded in the NASDAQ National Market and Form 10-K for 2002 has been filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION.

       NON-APPLICABLE.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

       NON-APPLICABLE.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Pursuant to the authorization contained in the Limited Partnership Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties during the periods listed below:
	Periods Ended December 31,
	2002	2001	2000
Drilling and completion costs	$ 208,055	-	27,172,500
Offering and organization costs (including syndication cost and management fee)	-	-	3,250,000
Tax return preparation	17,360	6,420	6,420
Direct administrative cost	5,031	2,283	3,000
Lifting costs	999,428	494,564	-

ITEM 14.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Managing General Partner's management, including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) within 90 days of the filing date of this annual report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms, and is accumulated and communicated to management, including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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
March 25, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James N. Ryan James N. Ryan	Chairman, Chief Executive Officer and Director	March 25, 2003

/s/ Steven R. Williams Steven R. Williams	President and Director	March 25, 2003

/s/ Dale G. Rettinger Dale G. Rettinger	Executive Vice President, Treasurer and Director (principal financial and accounting officer)	March 25, 2003

/s/ Vincent F. D'Annunzio Vincent F. D'Annunzio	Director	March 25, 2003

FORM 10-K CERTIFICATION

I, James N. Ryan, certify that:

1. I have reviewed this annual report on Form 10-K of PDC 2000-D Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 25, 2003

 /s/ James N. Ryan

James N. Ryan

Chief Executive Officer of Petroleum Development Corporation

FORM 10-K CERTIFICATION

I, Dale G. Rettinger, certify that:

1. I have reviewed this annual report on Form 10-K of PDC 2000-D Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 25, 2003

 /s/ Dale G. Rettinger

Dale G. Rettinger

Chief Financial Officer of Petroleum Development Corporation

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Financial Statements for Annual Report

on Form 10-K to Securities and Exchange

Commission

Years Ended December 31, 2002 and 2001 and

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDC 2000-D Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2002 and the period from December 27, 2000 (date of inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the financial statements, the Partnership changed its method of accounting for derivative instruments and hedging activities in 2001.

KPMG LLP

Pittsburgh, Pennsylvania

March 10, 2003

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

December 31, 2002 and 2001

Assets	2002	2001

Cash	$ 3,729	1,060
Accounts receivable - oil and gas revenues	736,880	894,463
Total current assets	740,609	895,523

Oil and gas properties, successful efforts method (notes 3 and 5):
Oil and gas properties	14,587,139	14,379,084
Less accumulated depreciation, depletion, and amortization	3,788,984	2,239,916
	10,798,155	12,139,168

	$11,538,764	13,034,691
	==========	==========
Current Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 35,558	19,254
Total current liabilities	35,558	19,254

Partners' equity	11,503,206	13,015,437

	$11,538,764	13,034,691
	==========	==========

See accompanying notes to financial statements.

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Years Ended December 31, 2002 and 2001 and Period from December 27, 2000

(Date of inception) to December 31, 2000

	2002	2001	2000
Revenues:
Sales of oil and gas	$3,729,913	$3,015,209	-
Interest income	3,854	999	-
	3,733,767	3,016,208	-
Expenses (note 3):

Lifting cost	999,428	494,564	-
Management fee	-	-	625,000
Independent audit fee	6,070	5,837	6,234
Tax return preparation	17,360	6,420	6,420
Direct administrative cost	5,031	2,283	3,000
Independent engineering cost	6,692	4,000	-
Loss on impairment of oil and gas properties	-	12,793,416	-
Depreciation, depletion and amortization	1,549,068	2,239,916	-
	2,583,649	15,546,436	640,654

Net income (loss)	$1,150,118	$(12,530,228)	(640,654)
	=========	===========	=========
Net income (loss) per limited and additional general partner unit	$ 736	$ (8,019)	(510)
	==========	==========	=========

See accompanying notes to financial statements.

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Partners' Equity

Years Ended December 31, 2002 and 2001 and

Period from December 27, 2000(date of inception)

to December 31, 2000

	Limited and additional general partners	Managing general Partner	Accumulated Other Comprehensive Income	Total
Partners' initial capital contributions	$ 25,000,000	5,437,500	-	30,437,500
Syndication costs	(2,625,000)	-		(2,625,000)
Net loss	(637,523)	(3,131)		(640,654)

Balance, December 31, 2000	21,737,477	5,434,369	-	27,171,846

Distributions to partners	(1,300,946)	(325,235)		(1,626,181)

Comprehensive loss:
Net loss	(10,024,182)	(2,506,046)		(12,530,228)
Cumulative effect of change in accounting principle - January 1, 2001			54,817
Change in fair value of outstanding hedging positions			(54,583)
Reclassification adjustment for settled contracts included in net income			(234)
Other comprehensive income			-	-
Comprehensive loss				(12,530,228)

Balance, December 31, 2001	$10,412,349	2,603,088	-	13,015,437

Capital contribution		208,055		208,055
Distributions to partners	(2,316,182)	(579,046)		(2,895,228)

Comprehensive income:
Net income	920,094	230,024		1,150,118
Change in fair value of outstanding hedging positions			24,824
Reclassification adjustment for settled contracts included in net income			-
Other comprehensive income			24,824	24,824
Comprehensive income				1,174,942

Balance, December 31, 2002	$ 9,016,261	2,462,121	24,824	11,503,206
	==========	=========	==========	===========

See accompanying notes to financial statements.

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Years Ended December 31, 2002 and 2001 and

Period from December 27, 2000(date of inception)

to December 31, 2000

	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$1,150,118	(12,530,228)	(640,654)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation, depletion and amortization	1,549,068	2,239,916	-
Loss on impairment of oil and gas properties	-	12,793,416	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable - oil and gas revenues	182,407	(894,463)	-
Increase in accrued expenses	16,304	3,600	15,654

Net cash provided from (used by) operating activities	2,897,897	1,612,241	(625,000)

Cash flows from investing activities:
Expenditures for oil and gas properties	(208,055)	-	(27,172,500)

Net cash used by investing activities	(208,055)	-	(27,172,500)

Cash flows from financing activities:
Limited and additional general partner contributions	-	-	25,000,000
Managing General Partner contribution	208,055	-	5,437,500
Syndication cost paid	-	-	(2,625,000)
Distributions to partners	(2,895,228)	(1,626,181)	-

Net cash (used by) provided from financing activities	(2,687,173)	(1,626,181)	27,812,500

Net increase (decrease) in cash	2,669	(13,940)	15,000
Cash at beginning of period	1,060	15,000	-
Cash at end of period	$ 3,729	1,060	15,000
	=========	=========	==========

See accompanying notes to financial statements.

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

December 31, 2002 and 2001

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

Oil and Gas Properties

The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves. Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves determined at December 31, 2002 and 2001 by an independent petroleum engineer, Wright & Company, Inc. If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.

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

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements. Continued

Derivatives Financial Instruments

The Managing General Partner utilizes commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from natural gas production. These instruments consist of costless collars and option contracts traded on the New York Mercantile Exchange. The costless collars and option contracts hedge committed and anticipated natural gas sales generally forecasted to occur within a 12 month period. The Managing General Partner does not hold or issue derivatives for trading or speculative purposes.

All derivatives are recognized on the Partnership's balance sheet at their fair value. On the date the derivative contract is entered into, the Managing General Partner designates the derivative as either a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), or a non-hedging derivative. The Managing General Partner formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific firm commitments or forecasted transactions. The Managing General Partner also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Partnership discontinues hedge accounting prospectively. No hedging activities were discontinued during 2002.

Changes in fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of non-hedging derivatives are reported in current-period earnings. The Partnership discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised. Additionally, if the derivative is dedesignated as a hedging instrument, because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or management determines that designation of the derivative as a hedging instrument is no longer appropriate, hedge accounting will discontinue.

For the year ended December 31, 2000, prior to adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Certain Hedging Activities", gains and losses related to qualifying hedges of firm commitments or anticipated transactions through the use of natural gas futures and option contracts were deferred and recognized in income or as adjustments of carrying amounts when the underlying hedged transaction occurred. In order for futures contracts to qualify as a hedge, there must have been sufficient correlation to the underlying hedged transaction. The change in the fair value of derivative instruments which do not qualify for hedging were recognized into income in 2000.

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

The Partnership adopted the provisions of SFAS 133/138 effective January 1, 2001. The natural gas futures and options are derivatives pursuant to SFAS 133/138. The Partnership's derivatives are treated as hedges of committed and/or anticipated transactions. On adoption of this Statement on January 1, 2001, the Partnership recorded a net transition adjustment of $54,817 which was recorded in accumulated other comprehensive income (AOCI). During the year ended December 31, 2001, the Partnership reclassified $(234), from AOCI into oil and gas sales relating to settled contracts.

By using derivative financial instruments to hedge exposures to changes in commodity prices, the Managing General Partner exposes the Partnership to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Partnerhip, which creates credit/repayment risk. The Managing General Partner minimizes the credit/repayment risk in derivative instruments by entering into transactions with high-quality counterparties.

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

New Accounting Standards

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires the Partnership to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Partnership also records a corresponding asset within oil and gas properties which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Partnership is required to adopt SFAS No. 143 on January 1, 2003. At this time, the Partnership does not believe the adoption of this Statement will have a material effect on its financial position, results of operations, cash flows, or disclosures.

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

(3)  Transactions with Managing General Partner and Affiliates

     The Partnership's transactions with the Managing General Partner include the following:

	Years Ended December 31, 2001		Period from December 27, 2000 (date of inception) to December 31,
	2002	2001	2000
Drilling and completion costs	$208,055	-	27,172,500
Offering and organization costs (including syndication cost and management fee)	-	-	3,250,000
Lifting costs	999,428	494,564	-
Tax return preparation	17,360	6,420	6,420
Direct administrative cost	5,031	2,283	3,000

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

     (4)    In accordance with the repurchase provision of the partnership prospectus, PDC may repurchase units from the investor partners which is entirely voluntary on the part of the partners. During 2002 PDC purchased .50 units of partnership interest for a total ownership of .50 units as of December 31, 2002 which represents a .04% ownership of the original Investor Partners share of limited and additional general partnership units. Therefore, costs and revenues and distributions for these purchased units are allocated to PDC in accordance with the Investor Partners allocation percentages disclosed in this table.

(5)  Costs Relating to Oil and Gas Activities

      The Partnership is engaged solely in oil and gas activities, all of which are located in the continental United States. Information regarding aggregate capitalized costs and results of operations for these activities is located in the basic financial statements. Costs capitalized for these activities are as follows:

	December 31,
	2002	2001	2000
Unevaluated oil and gas properties	-	-	27,172,500
Lease acquisition costs	$ 784,456	$ 784,456	-
Intangible development costs	21,738,000	21,738,000	-
Well equipment	4,858,099	4,650,044	-
Impairment charge	(12,793,416)	(12,793,416)	-
	$ 14,587,139	$ 14,379,084	27,172,500
	===========	===========	===========

      The following costs were incurred for the Partnership's oil and gas activities:

	Years Ended December 31,	Period from December 27, 2000 (date of inception)to
		December 31,
	2002	2001	2000
Property acquisition costs	-	$ 784,456	-
Development costs	-	26,388,044	-
Unevaluated oil and gas properties	-	(27,172,500)	27,172,500
	-	$ -	27,172,500
	=========	==========	==========

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

(6)  Income Taxes

As a result of the differences in the treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting purposes. At December 31, 2002 and 2001, the income tax basis of the partnership's oil and gas properties was $3,759,996 and $4,770,207, respectively.

(7)  Supplemental Reserve Information (unaudited)

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

	Natural gas	Oil
	(mcf)	(bbls)
Proved developed reserves as of
December 31, 2000	-	-
Extensions, discoveries and other additions	9,121,943	489,897
Production	(455,706)	(76,264)

Proved developed reserves as of
December 31, 2001	8,666,237	413,633

Revisions of previous estimates	1,814,233	80,964
Production	(1,092,380)	(57,767)

Proved developed reserves as of December 31, 2002	9,388,090	436,830
	=========	=======