Form 10-Q
period 2003-03-31
PDC 2000 D LTD
filed 2003-05-14
CIK 1127362

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended March 31, 2003

or

[ ] Transition Report Pursuant to Section 13 of 15(d) of

the Securities Exchange Act of 1934

For the transition period from to

Commission file number 333-41977-12

I.R.S. Employer Identification Number 55-0774071

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

103 East Main Street

Bridgeport, WV 26330

Telephone: (304) 842-6256

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No

Indicate by check mark whether the registrant is an accelerated filer (as definition in Rule 12b-2 of the Exchange Act.) Yes No XX

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

March 31, 2003 and December 31, 2002

Assets
	2003	2002
	(Unaudited)

Current assets:
Cash	$ 4,156	3,729
Accounts receivable - oil and gas revenues	723,695	736,880
Total current assets	727,851	740,609

Oil and gas properties, successful efforts method	14,601,009	14,587,139
Less accumulated depreciation, depletion
and amortization	4,076,007	3,788,984
	10,525,002	10,798,155

	$11,252,853	11,538,764

Current Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 65,254	35,558
Total current liabilities	65,254	35,558

Asset retirement obligation	15,819	-

Partners' Equity	11,171,780	11,503,206

	$11,252,853	11,538,764

See accompanying notes to financial statements.

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three months ended March 31, 2003 and 2002

(Unaudited)

	2003	2002
Revenues:
Sales of oil and gas	$ 976,228	1,008,947
Interest income	496	1,295
	976,724	1,010,242
Expenses:
Lifting cost	235,485	248,911
Direct administrative cost	304	-
Depreciation, depletion, and amortization	283,417	541,423
	519,206	790,334

Income before cumulative effect of accounting change	457,518	219,908

Cumulative effect of accounting change	(5,321)	-

Net income after cumulative effect of accounting change	$ 452,197	219,908

Net income per limited and additional
general partner unit	$ 289	141

See accompanying notes to financial statements.

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity

Three months ended March 31, 2003

(Unaudited)

	Limited and Additional General Partners	Managing General Partner	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2002	$9,016,261	2,462,121	24,824	11,503,206

Distributions to partners	(584,281)	(146,070)	-	(730,351)

Comprehensive income:
Net income	361,758	90,439	-	452,197
Change in fair value of outstanding hedging positions			(39,322)
Less reclassification adjustments for settled contracts included in net income			(13,950)
Other comprehensive loss			(53,272)	(53,272)
Comprehensive income				398,925

Balance, March 31, 2003	$ 8,793,738	2,406,490	(28,448)	11,171,780

See accompanying notes to financial statements.

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Three months ended March 31, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net income	$452,197	219,908
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	283,417	541,423
Cumulative effect of accounting change	5,321	-
Accretion of asset retirement obligation	234	-
Changes in operating assets and liabilities:
(Increase) decrease accounts receivable - oil and gas revenues	(1,559)	101,177
Decrease in accounts payable	(8,832)	-
Net cash provided from operating activities	730,778	862,508

Cash flows from financing activities:
Distributions to partners	(730,351)	(862,210)
Net cash used by financing activities	(730,351)	(862,210)

Net increase in cash	427	298
Cash at beginning of period	3,729	1,060
Cash at end of period	$ 4,156	1,358

See accompanying notes to financial statements.

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

1. Accounting Policies

Reference is hereby made to the Partnership's Annual Report on Form 10-K for 2002, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies were also followed in preparing the quarterly report included herein except as noted below.

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

3. Oil and Gas Properties

The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves. Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves which will be determined at year end by the Managing General Partner's petroleum engineer. If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.

4. Derivative Instruments and Hedging Activities

The Managing General Partner utilizes commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from natural gas production. These instruments consist of costless collars and option contracts traded on the New York Mercantile Exchange and contracts based upon the Colorado Interstate Gas (CIG) Index. The costless collars and option contracts hedge committed and anticipated natural gas sales generally forecasted to occur within a 12 month period. The Managing General Partner does not hold or issue derivatives for trading or speculative purposes.

5. Change in Accounting Principle

In June 2001, the Financial Accounting Standard Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" that requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. The Partnership adopted SFAS No. 143 on January 1, 2003 and recorded a net asset of $10,264 and a related liability of $15,585 (using a 6% discount rate) and a cumulative effect on change in accounting principle on prior years of $5,321.

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

The Partnership had net working capital at March 31, 2003 of $662,597.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

Sales of oil and gas decreased 3.2% during the first quarter of 2003 compared to 2002 due to lower sales volumes offset in part by higher average sales prices of natural gas and oil. The partnership distributed $730,351 to the partners during the first quarter of 2003.

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

Impairment of Long-Lived Assets. The Partnership assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future cash flows on a field-by-field basis using expected prices. Prices utilized in each year's calculation for measurement purposes and expected costs are held constant throughout the life of the properties. If net capitalized costs exceed undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows.

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

(Unaudited)

Item 3. Quantitative and Qualititive Disclosure About Market Rate Risk

Market-Sensitive Instruments and Risk Management

The Partnership's primary market risk exposure is commodity price risk. This exposure is discussed in detail below:

Commodity Price Risk

Natural gas and oil prices have been unusually volatile for the past few years, and the Partnership anticipates continued volatility in the future. Currently, the NYMEX futures reflect a market expectation of gas prices at Henry Hub close to or above record prices per million Btu's (mmbtu). These prices look strong for the remainder of the year with natural gas storage levels at five-year low levels. The Partnership believes that volatility creates the possibility of both periods of low prices and continued high prices.

Natural gas prices in Colorado remained low for most of 2002. In the fourth quarter of 2002 and continuing in the first quarter of 2003, Colorado prices began to increase, although they continue to trail prices in other areas. The Managing General Partner believes the low prices in the Rocky Mountain Region, including Colorado, result from increasing local supplies that exceed the local demand and pipeline capacity available to move gas from the region. On May 1st of 2003, the Kern River pipeline expansion was completed and placed into service. The Kern River Pipeline Company has announced that the additional facilities will add about 900 million cubic feet per day of capacity for deliveries to Arizona, Nevada and southern California. This represents almost 30% of the prior pipeline capacity from the region to the West Coast and other markets outside the region. The Managing General Partner believes that the completion and start-up of the pipeline will eliminate or reduce the local supply surplus, leading to improved natural gas prices in the region.

Because of the uncertainty surrounding gas prices the Managing General Partner used hedging agreements to manage some of the impact of fluctuations in prices for the Managing General Partner and its various limited partnership's share of production. Through March of 2004 the Partnership has in place a series of costless collars and option contracts. Under the collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership. For the period from April 2003 through October 2003, the Partnership has floors in place at $2.50 on 27,678 Mmbtu of monthly production and ceilings in place at $3.13 on 6,920 Mmbtu of monthly production. For the period November, 2003 through March, 2004, the Partnership has floors at $3.50 on 16,607 Mmbtu of monthly production and ceilings in place at $5.26 on 16,607 Mmbtu of monthly production. Oil prices have softened from earlier in the year. While oil prices are influenced by supply and demand, global geopolitics may be the single most important determinant. The Managing General Partner also has in place at March 31, 2003, hedges on 558 barrels a month for its Wattenberg Field oil production for the period from April 2003 through December 2003 at a price of $30.00 per barrel. The fair value of these floors, ceilings and hedges as of March 31, 2003 is $(28,448).

As of March 31, 2003 the Partnership had option contracts for the sale of 131,472 Mmbtu of natural gas with an average ceiling price of $4.47 and for the sale of 276,783 Mmbtu of natural gas with an average floor price of $2.80.

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Disclosure of Limitations

As the information above incorporates only those exposures that exist at March 31, 2003, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Managing General Partner's management, including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) within 90 days of the filing date of this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms, and is accumulated and communicated to management, including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits
Exhibit Name	Exhibit Number

Certification by Chief Executive Officer	99.1
Certification by Chief Financial Officer	99.2

           (b) No reports on Form 8-K have been filed during the quarter ended

               March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PDC 2000-D Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: May 14, 2003	/s/ Steven R. Williams Steven R. Williams President

Date: May 14, 2003	/s/ Dale G. Rettinger Dale G. Rettinger Executive Vice President and Treasurer

FORM 10-Q CERTIFICATION

I, Dale G. Rettinger, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PDC 2000-D Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003

/s/ Dale G. Rettinger

Dale G. Rettinger

Chief Financial Officer

of Petroleum Development Corporation

FORM 10-Q CERTIFICATION

I, James N. Ryan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PDC 2000-D Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   May 14, 2003

/s/ James N. Ryan

James N. Ryan

Chief Executive Officer

of Petroleum Development Corporation