Form 10-Q
period 2003-06-30
PDC 2000 D LTD
filed 2003-08-08
CIK 1127362

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended June 30, 2003

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

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

June 30, 2003 and December 31, 2002

Assets
	2003	2002
	(Unaudited)

Current assets:
Cash	$ 377	3,729
Accounts receivable - oil and gas revenues	654,867	736,880
Total current assets	655,244	740,609

Oil and gas properties, successful efforts method	14,601,009	14,587,139
Less accumulated depreciation, depletion
and amortization	4,320,527	3,788,984
	10,280,482	10,798,155

	$ 10,935,726	11,538,764

Current Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 35,016	35,558
Total current liabilities	35,016	35,558

Asset retirement obligation	15,819	-

Partners' Equity	10,884,891	11,503,206

	$10,935,726	11,538,764

See accompanying notes to financial statements.

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three Months and Six Months ended June 30, 2003 and 2002

(Unaudited)

Three Months Ended June 30, Six Months Ended June 30,

2003 2002 2003 2002

Revenues:
Sales of oil and gas	$ 932,551	1,038,424	1,908,779	2,047,371
Interest income	530	-	1,026	1,295
	933,081	1,038,424	1,909,805	2,048,666
Expenses:
Lifting cost	244,129	286,547	479,614	535,458
Direct administrative cost	54	-	358	-
Depreciation, depletion, and amortization	244,520	531,264	527,937	1,072,687
	488,703	817,811	1,007,909	1,608,145

Income before cumulative effect of accounting change	444,378	220,613	901,896	440,521

Cumulative effect of accounting change	-	-	(5,321)	-

Net income after cumulative effect of accounting change	$ 444,378	220,613	896,575	440,521

Net income per limited and additional
general partner unit	$ 285	141	574	282

See accompanying notes to financial statements.

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity

Six Months ended June 30, 2003

(Unaudited)

	Limited and Additional General Partners	Managing General Partner	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2002	$9,016,261	2,462,121	24,824	11,503,206

Distributions to partners	(1,171,181)	(292,795)	-	(1,463,976)

Comprehensive income:
Net income	717,260	179,315	-	896,575
Change in fair value of outstanding hedging positions			(38,815)
Less reclassification adjustments for settled contracts included in net income			(12,099)
Other comprehensive loss			(50,914)	(50,914)
Comprehensive income				845,661

Balance, June 30, 2003	$ 8,562,340	2,348,641	(26,090)	10,884,891

See accompanying notes to financial statements.

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Six months ended June 30, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net income	$ 896,575	440,521
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	527,937	1,072,687
Cumulative effect of accounting change	5,321	-
Accretion of asset retirement obligation	234	-
Changes in operating assets and liabilities:
Decrease accounts receivable - oil and gas revenues	60,855	149,560
Decrease in accounts payable	(30,298)	-
Net cash provided from operating activities	1,460,624	1,662,768

Cash flows from financing activities:
Distributions to partners	(1,463,976)	(1,662,469)
Net cash used by financing activities	(1,463,976)	(1,662,469)

Net (decrease) increase in cash	(3,352)	229
Cash at beginning of period	3,729	1,060
Cash at end of period	$ 377	1,359

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

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

4. Revenue Recognition

Sales of natural gas and oil are recognized when sold.

5. Derivative Instruments and Hedging Activities

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

6. Change in Accounting Principle

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

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership was funded on December 27, 2000 with initial Limited and Additional General Partner contributions of $25,000,000 and the Managing General Partner's cash contribution of $5,437,500 in accordance with the Agreement. After payment of syndication costs of $2,625,000 and a one-time management fee to the Managing General Partner of $625,000 the Partnership had available cash of $27,187,500 for Partnership activities.

The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well drilling activities by March 31, 2001. Forty-three wells have been drilled of which forty-two have been completed as producing wells. No additional wells will be drilled.

The Partnership had net working capital at June 30, 2003 of $620,228.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

Three months ended June 30, 2003 compared with June 30, 2002

Oil and gas sales for the three months ended June 30, 2003 were $932,551 compared to $1,038,424 for the three months ended June 30, 2002, a decrease of $105,873 or 10.2%. The volume of natural gas sold for the three months ended June 30, 2003, was 174,145 Mcf at an average sales price of $3.88 per Mcf compared to 313,941 Mcf at an average price of $2.06 per Mcf for the three months ended June 30, 2002. Oil sales were 8,803 barrels at an average sales price of $29.23 per barrel for the three months ended June 30, 2003 compared to 15,527 barrels at an average sales price of $25.28 per barrel for the three months ended June 30, 2002. The Lifting cost for the three months ended June 30, 2003 was $1.07 per Mcfe compared to $.70 per Mcfe for the three months ended June 30, 2002. While the Partnership experienced a net income of $444,378, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $733,625 to the partners for the three months ending June 30, 2003.

Six months ended June 30, 2003 compared with June 30, 2002

Oil and gas sales for the six months ended June 30, 2003 were $1,908,779 compared to $2,047,371 for the six months ended June 30, 2002, a decrease of $138,592 or 6.8%. The volume of natural gas sold for the six months ended June 30, 2003, was 371,422 Mcf at an average sales price of $3.54 per Mcf compared to 629,913 Mcfe at an average price of $2.05 per Mcf for the six months ended June 30, 2002. Oil sales were 19,768 barrels at an average sales price of $30.05 per barrel for the six months ended June 30, 2003 compared to 32,013 barrels at an average sales price of $23.59 per barrel for the six months ended June 30, 2002. The Lifting cost for the six months ended June 30, 2003 was $.98 per Mcfe compared to $.65 per Mcfe for the six months ended June 30, 2002. While the Partnership experienced a net income of $896,575, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $1,463,976 to the partners for the six months ending June 30, 2003.

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

Natural gas prices in Colorado remained low for most of 2002. In the fourth quarter of 2002 and continuing in the first six months of 2003, Colorado prices began to increase, although they continue to trail prices in other areas. The Managing General Partner believes the low prices in the Rocky Mountain Region, including Colorado, result from increasing local supplies that exceed the local demand and pipeline capacity available to move gas from the region. On May 1st of 2003, the Kern River pipeline expansion was completed and placed into service. The Kern River Pipeline Company has announced that the additional facilities will add about 900 million cubic feet per day of capacity for deliveries to Arizona, Nevada and southern California. This represents almost 30% of the prior pipeline capacity from the region to the West Coast and other markets outside the region. The Managing General Partner believes that the completion and start-up of the pipeline eliminated or reduced the local supply surplus, leading to improved natural gas prices in the region.

Because of the uncertainty surrounding gas prices the Managing General Partner used hedging agreements to manage some of the impact of fluctuations in prices for the Managing General Partner and its various limited partnership's share of production. Through March of 2004 the Partnership has in place a series of costless collars and option contracts. Under the collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership. For the period from July 2003 through October 2003, the Partnership has floors in place at $2.50 on 24,007 Mmbtu of monthly production and ceilings in place at $3.13 on 6,002 Mmbtu of monthly production. For the period November, 2003 through March, 2004, the Partnership has floors at $3.50 on 14,404 Mmbtu of monthly production and ceilings in place at $5.26 on 14,404 Mmbtu of monthly production. Oil prices have softened from earlier in the year. While oil prices are influenced by supply and demand, global geopolitics may be the single

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

most important determinant. The Managing General Partner also has in place at June 30, 2003, hedges on 567 barrels a month for its Wattenberg Field oil production for the period from July 2003 through December 2003 at a price of $30.00 per barrel. The fair value of these floors, ceilings and hedges as of June 30, 2003 is $(26,090).

As of June 30, 2003 the Partnership had option contracts for the sale of 96,026 Mmbtu of natural gas with an average ceiling price of $4.72 and for the sale of 168,046 Mmbtu of natural gas with an average floor price of $2.93.

Disclosure of Limitations

As the information above incorporates only those exposures that exist at June 30, 2003, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

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

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits
Exhibit Name	Exhibit Number

Rule 13a-14(a)/15d-14(a) Certifications by Chief Executive Officer	31
Rule 13a-14(a)/15d-14(a) Certifications by Chief Financial Officer	31
Section 1350 Certifications by Chief Executive Officer	32

Section 1350 Certifications by Chief Financial Officer	32

           (b) No reports on Form 8-K have been filed during the quarter ended

                June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PDC 2000-D Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: August 7, 2003	/s/ Steven R. Williams Steven R. Williams President

Date: August 7, 2003	/s/ Dale G. Rettinger Dale G. Rettinger Executive Vice President and Treasurer