Form 10-Q
period 2004-06-30
PDC 2000 D LTD
filed 2004-08-11
CIK 1127362

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended June 30, 2004

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

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

June 30, 2004 and December 31, 2003

Assets
	2004	2003
	(Unaudited)

Current assets:
Cash	$ 1,936	1,484
Accounts receivable - oil and gas revenues	561,808	506,329
Total current assets	563,744	507,813

Oil and gas properties, successful efforts method	14,601,009	14,601,009
Less accumulated depreciation, depletion
and amortization	5,188,112	4,770,461
	9,412,897	9,830,548

	$ 9,976,641	10,338,361

Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 88,168	26,667
Total current liabilities	88,168	26,667

Asset retirement obligations	16,520	16,520

Partners' Equity	9,871,953	10,295,174

	$9,976,641	10,338,361

See accompanying notes to financial statements.

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three and Six Months ended June 30, 2004 and 2003

(Unaudited)

Three Months Ended June 30, Six Months Ended June 30,

	2004	2003	2004	2003
Revenues:
Sales of oil and gas	$ 923,190	932,551	1,804,153	1,908,779
Interest income	261	530	558	1,026
	923,451	933,081	1,804,711	1,909,805
Expenses:
Lifting cost	183,056	244,129	386,060	479,614
Direct administration cost	32	54	56	358
Depreciation, depletion, and amortization	192,011	244,520	417,651	527,937
	375,099	488,703	803,767	1,007,909

Net income before cumulative effect of change in accounting principle	548,352	444,378	1,000,944	901,896

Cumulative effect of change in accounting principle	-	-	-	(5,321)

Net income	$ 548,352	444,378	1,000,944	896,575

Net income per limited partner unit before cumulative effect of change in accounting principle	$ 351	285	641	578
Cumulative effect of change in accounting principle	-	-	-	(4)

Net income per limited partner unit	$ 351	$ 285	$ 641	$ 574

See accompanying notes to financial statements.

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity

Six Months ended June 30, 2004

(Unaudited)
	Limited Partners	Managing General Partner	Accumulated Other Comprehensive Income (loss)	Total

Balance December 31, 2003	$8,071,488	2,225,928	(2,242)	10,295,174

Distributions to partners	(1,086,715)	(271,677)	-	(1,358,392)

Comprehensive income:
Net income	800,755	200,189	-	1,000,944
Change in fair value of outstanding hedging positions			(41,728)
Less reclassification adjustments for settled contracts included in net income			(24,045)
Other comprehensive loss			(65,773)	(65,773)
Comprehensive income				935,171

Balance June 30, 2004	$ 7,785,528	2,154,440	(68,015)	9,871,953

See accompanying notes to financial statements.

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Six Months ended June 30, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$1,000,944	896,575
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	417,651	527,937
Cumulative effect of change in accounting principle	-	5,321
Accretion of asset retirement obligations	-	234
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable - oil and gas revenues	(55,479)	60,855
Decrease in accrued expenses	(4,272)	(30,298)
Net cash provided from operating activities	1,358,844	1,460,624

Cash flows from financing activities:
Distributions to partners	(1,358,392)	(1,463,976)
Net cash used by financing activities	(1,358,392)	(1,463,976)

Net increase (decrease) in cash	452	(3,352)
Cash at beginning of period	1,484	3,729
Cash at end of period	$ 1,936	377

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

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

New Accounting Standards

A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights (leases) associated with extracting oil and gas intangible assets in the balance sheets, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Partnership has included the costs of mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, the Partnership would be required to reclassify the historical cost of approximately $784,456 of mineral rights associated with developed oil and gas properties as of June 30, 2004 and December 31, 2003 out of oil and gas properties and into a separate intangible mineral rights assets line item. The Partnership's total balance sheet, cash flows and results of operations would not be affected since such intangible assets would continue to be amortized and assessed for impairment. There is a proposed FASB staff position issued that clarifies that reclassification will not be necessary under the exception to SFAS No. 142 but the comment period is still open. Final resolution is expected by the end of the Partnership's third quarter.

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

The Partnership had net working capital at June 30, 2004 of $475,576.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

Three months ended June 30, 2004 compared with June 30, 2003

Oil and gas sales for the three months ended June 30, 2004 were $923,190 compared to $932,551 for the three months ended June 30, 2003, a decrease of $9,361 or 1%. For the three months ended June 30, 2004, the Partnership sold 121,135 Mcf of gas and 8,325 barrels of oil at average prices of $5.36 and $32.95, respectively. This compared with 174,145 Mcf of gas and 8,803 barrels of oil at average sales prices of $3.88 and $29.23, respectively for the three months ended June 30, 2003. The Lifting cost per Mcfe in the three months ended June 30, 2004 amounted to $1.08 as compared to $1.07 for the three months ended June 30, 2003. Depreciation, depletion and amortization decreased from $244,520 for the three months ended June 30, 2003 to $192,011 for the three months ended June 30, 2004. Cash distributions to the partners amounted to $748,430 in the three months ending June 30, 2004.

PDC 2000-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Six Months ended June 30, 2004 compared with June 30, 2003

Oil and gas sales for the six months ended June 30, 2004 were $1,804,153 compared to $1,908,779 for the six months ended June 30, 2003, a decrease of $104,626 or 5.5%. For the six months ended June 30, 2004, the Partnership sold 283,274 Mcf of gas and 14,810 barrels of oil at average prices of $4.62 and $33.39, respectively. This compared with 371,422 Mcf of gas and 19,768 barrels of oil at average sales prices of $3.54 and $30.05, respectively for the six months ended June 30, 2003. The Lifting cost per Mcfe in the first six months of 2004 amounted to $1.04 as compared to $0.98 for the first six months of 2003. This increase is partially attributed to the increase in severance and property taxes. The fixed costs of operations and well maintenance are allocated to lower production volumes, therefore increasing the lifting cost per Mcfe. Depreciation, depletion and amortization decreased from $527,937 for the first six months ended June 30, 2003 to $417,651 for the first six months ended June 30, 2004, as a result of lower volumes of natural gas sold. Cash distributions to the partners amounted to $1,358,392 in the first six months of 2004.

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

Depreciation, Depletion and Amortization

Exploration and development costs are accounted for by the successful efforts method.

Costs of proved properties including leasehold acquisition, exploration and development costs and equipment are depreciated or depleted by the unit-of-production method based on estimated proved developed oil and gas reserves.

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

Because of the uncertainty surrounding natural gas prices the Managing General Partner used hedging agreements to manage some of the impact of fluctuations in prices for the Managing General Partner and its various limited partnership's share of production. Through October of 2005 the Partnership has in place a series of costless collars and option contracts. Under the collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership. For the period from April 2004 through October 2004, the Partnership has floors in place in a range from $3.20 to $4.17 on 19,686 Mmbtu of monthly production and ceilings in place at $4.70 on 9,843 Mmbtu of monthly production. Open option contracts maturing in the next twelve months are for the sales of 98,428 Mmbtu of natural gas with an average ceiling price of $5.17 and for the sale of 198,856 Mmbtu of natural gas with an average floor price of $4.11 and fair value of $(25,251). The maximum term over which the Partnership is hedging exposure to variability of cash flows for commodity risk price is 16 months. For the period of November 2004 through March 2005, the Partnership has floors in place at $5.04 on 15,748 Mmbtu of monthly production and ceilings in place at $6.00 on 7,874 Mmbtu of monthly production. For the period April 2005 through October 2005, the Partnership has floors in place at $3.10 on 13,124 Mmbtu of monthly production and ceilings in place at $4.43 on 6,562 Mmbtu of monthly production. As of June 30, 2004 the Partnership had total option contracts for the sale of 124,675 Mmbtu of natural gas with an average ceiling price of $5.01 and for the sale of 249,351 Mmbtu of natural gas with an average floor price of $3.90. The fair value of all floors and ceilings on natural gas as of June 30, 2004 is $(56,178).

As of June 30, 2004, the Partnership had total open oil future contracts on 2,152 barrels of oil with a total contract amount of $68,055 and a fair value of $(11,837). All of the oil future contracts mature within the next twelve months.

Disclosure of Limitations

As the information above incorporates only those exposures that exist at June 30, 2004, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

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

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits
Exhibit Name	Exhibit Number

Rule 13a-14(a)/15d-14(a) Certifications by Chief Executive Officer	31.1
Rule 13a-14(a)/15d-14(a)Certification by Chief Financial Officer	31.2
Section 1350 Certifications by Chief Executive Officer	32.1

Section 1350 Certifications by Chief Financial Officer	32.2

           (b) No reports on Form 8-K have been filed during the quarter ended

                June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PDC 2000-D Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: August 10, 2004	/s/ Steven R. Williams Steven R. Williams President

Date: August 10, 2004	/s/ Darwin L. Stump Darwin L. Stump Chief Financial Officer